Form 10-K
period 2025-10-31
SUN
filed 2026-02-11
CIK 2070845

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-56762

SUN
(Exact name of registrant as specified in its charter)

Wyoming	35-2871996
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

10 Lily Pond Lane East Hampton, NY 11937	7389
(Address of principal executive offices)	(Primary Standard Industrial Classification Code Number)

(909) 274-0257
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.0001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

As of October 31, 2025, the registrant had 8,475,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 31, 2025.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts and are based on current expectations, estimates, forecasts, and projections about the Company and its industry.

Forward-looking statements may include statements regarding, among other things, the Company’s business strategy, plans, objectives, expectations regarding future operations, financial performance, development of products and services, liquidity, capital resources, and market opportunities. Words such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “may,” “will,” “could,” “should,” “estimates,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

These forward-looking statements are subject to risks, uncertainties, and assumptions, including those described under the heading “Risk Factors” in this Annual Report, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s limited operating history, its ability to generate revenues, its need for additional financing, market acceptance of its products and services, and general economic and industry conditions.

The forward-looking statements contained in this Annual Report speak only as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

ii

PART I

Item 1. DESCRIPTION OF BUSINESS

SUN (“SUN”, the “Company,” “we,” “us,” or “our”) is an early-stage entertainment company engaged primarily in the development of proprietary immersive virtual reality (“VR”) content and, to a lesser extent, in providing advertising, brand promotion, and consulting services.

During the fiscal year ended October 31, 2025, the Company’s revenues were derived primarily from consulting, advertising, and marketing services. A significant portion of such revenues was generated in connection with services provided to MUY HOUSE, a strategic partner and related party, pursuant to contractual and offset arrangements. The Company did not generate revenue from the commercialization or licensing of VR experiences during the fiscal year ended October 31, 2025.

The Company continues to develop original theatrical and dance-based VR content, consistent with its plan of operations. While VR entertainment is intended to become the Company’s primary line of business over the longer term, such activities remained in the development stage during fiscal 2025, and no revenue from VR content was recognized during the period.

SUN selectively generates near-term revenue through service-based arrangements while continuing to invest in the development of proprietary VR intellectual property and related creative assets.

The Company was incorporated in the State of Wyoming and maintains its principal executive offices in New York. SUN operates with a lean organizational structure and relies on third-party service providers and independent contractors to support its operations.

The Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on August 27, 2025. The Company’s initial registered offering of common stock has not yet been completed and remains ongoing as of the date of this report.

The Company has not been subject to any material bankruptcy, receivership, or similar proceeding, and has not undergone any material reclassification, merger, or consolidation.

Item 1A. Risk Factors

An investment in the Company’s securities involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K.

The Company is subject to various risks and uncertainties that could adversely affect its business, financial condition, and results of operations. These risks include, among others, the Company’s limited operating history, its ability to generate sufficient revenues, its dependence on additional financing, the concentration of management and ownership, reliance on related-party transactions, the absence of a public trading market for its common stock, and uncertainty regarding its ability to continue as a going concern.

In addition, the Company relies on basic information technology systems and third-party service providers to support its operations. While the Company has not experienced any material cybersecurity incidents to date, cyberattacks, data breaches, system failures, or other security incidents could occur in the future. Given the Company’s limited resources and lack of dedicated information technology or cybersecurity personnel, any such incident could disrupt operations, result in the loss of data, increase operating costs, or cause reputational harm.

These and other risk factors were previously disclosed in greater detail in the Company’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments

The Company has no unresolved written comments from the staff of the Securities and Exchange Commission that were received at least 180 days prior to the end of the fiscal year ended October 31, 2025.

Item 1C. Cybersecurity

The Company faces cybersecurity risks that could adversely affect its business, financial condition, and results of operations. These risks include unauthorized access to systems, data breaches, ransomware attacks, and other cyber incidents that could compromise sensitive information or disrupt operations.

The Company maintains basic information technology controls and continues to enhance its data protection and backup procedures. Due to its limited size and resources, the Company’s cybersecurity measures may not prevent all potential incidents.

As of the date of this report, the Company has not experienced any material cybersecurity incidents.

Cybersecurity risk oversight is performed by management and reported to the Audit Committee.

Item 2. Description of Property

The Company does not own any real property. The Company conducts its operations using leased or shared office space and remote work arrangements.

Item 3. Legal Proceedings

We are not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

There was no established public trading market for the Company’s common stock during the given reporting period, year ending October 31, 2025.

(b) Holders

As of October 31, 2025, there were approximately 53 holders of record of our common stock, holding the total of 8,475,000 shares.

(c) Dividend Policy

We have never declared or paid any cash dividends on our common stock to date and do not intend to pay cash dividends. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors the board of directors deems relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted any equity compensation plans.

Accordingly, there are no securities authorized for issuance under equity compensation plans.

Shares of common stock previously issued to the Company’s officer and two employees as compensation for services were issued pursuant to specific board approvals and not under an equity compensation plan.

(e) Performance Graph

The performance graph required by Item 201(e) of Regulation S-K has been omitted because the Company is a smaller reporting company.

(f) Recent Sales of Unregistered Securities

During the past three years, the Company issued shares of common stock in private transactions in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D, including shares issued as compensation for services. Such issuances are described in the Notes to the consolidated financial statements.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

SUN is a development-stage company focused on immersive VR entertainment and related services. During the fiscal year ended October 31, 2025, the Company generated revenues primarily from advertising, brand promotion, and consulting services, while continuing to invest in VR content development and operational support.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED OCTOBER 31, 2024 AND 2025

Revenue

The Company generated revenues of $57,834 for the fiscal year ended October 31, 2025, compared to $17,475 in the prior period from September 5, 2024 (inception) to October 31, 2024. The prior revenue was earned under two separate customer arrangements for advertising and promotional services.

During the fiscal year ended October 31, 2025, the Company recognized $50,000 of revenue related to services performed under a Partnership and Advertising Agreement with MUY HOUSE, a related party, as confirmed by a written amendment dated April 30, 2025.

In addition, pursuant to an offset arrangement effective May 1, 2025, the Company provided advertising and marketing services to MUY HOUSE. During the fiscal year ended October 31, 2025, the Company recognized $3,333 of revenue related to services performed under the offset arrangement.

The Company also recognized $4,500 of revenue during the fiscal year ended October 31, 2025 from marketing and consulting services provided to another customer.

The revenues recognized during the fiscal year primarily relate to advertising, marketing, and consulting services and are not directly tied to the commercialization or licensing of the Company’s proprietary VR experiences. As of October 31, 2025, the Company continued to develop its theatrical and dance-based VR content, with the objective of generating future revenue through licensing and distribution on digital platforms.

Operating Expenses

Total operating expenses for the fiscal year ended October 31, 2025 were $53,946, compared to $20,649 operating expenses incurred during the prior period from September 5, 2024 to October 31, 2024.

For the inception period ended October 31, 2024, operating expenses totaled $20,649. The increase of $33,315 for the year ended October 31, 2025, attributable primarily to the expansion of the Company’s operations and the costs associated with becoming and operating as a reporting company.

General and administrative expenses increased primarily due to higher bank fees, software and subscription costs, office and operating expenses, and other administrative costs incurred to support ongoing business operations.

Professional fees increased significantly compared to the prior period, reflecting higher legal, accounting, and compliance-related costs associated with public company reporting requirements, securities filings, and contractual activities.

Advertising and marketing expenses were incurred during the fiscal year ended October 31, 2025 in connection with revenue-generating activities and brand promotion efforts. No comparable advertising and marketing expenses were incurred during the prior period.

The Company reported net income of $3,888 for the fiscal year ended October 31, 2025, compared to a net loss of $3,510 for the prior period. The improvement in results is primarily attributable to the generation of revenue during the current fiscal year, partially offset by increased operating expenses associated with expanded operations and public company compliance costs.

Management cautions that comparisons between the fiscal year ended October 31, 2025 and the prior period are limited due to the shorter duration of the prior period and the Company’s early stage of operations. While the Company reported net income for the fiscal year ended October 31, 2025, such results do not necessarily indicate sustainable profitability. The Company remains in the early stages of developing its core VR business and continues to be subject to going concern considerations. Management expects operating expenses to increase in future periods as the Company invests in the development of its proprietary VR content and incurs additional costs associated with operating as a registered reporting company.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2025, the Company’s total assets were $157,906, comprised of cash and cash equivalents of $8,856, prepaid expenses of $500, intangible assets (net) of $499, equipment (net) of $10,551, long-term investments of $87,500, and a note receivable from a related party of $50,000. Total liabilities as of October 31, 2025 were $124,251, comprised of accounts payable to a related party of $5,500, short-term loans from a shareholder (related party) of $2,050, accrued interest payable of $7,875, unearned revenue from a related party of $16,667, long-term loans from a shareholder (related party) of $22,159, and long-term business loans of $70,000.

As of October 31, 2024, the Company’s total assets were $121,469, comprised of cash and cash equivalents of $2,500, intangible assets (net) of $499, equipment (net) of $15,995, long-term investments of $37,500, and a note receivable from a related party of $50,000. Total liabilities as of October 31, 2024 were $124,459, comprised of accounts payable to a related party of $20,000, short-term loans from a shareholder (related party) of $628, unearned revenue from a related party of $50,000, and long-term loans from a shareholder (related party) of $53,831.

Cash Flows from Operating Activities

For the period from November 1, 2024 to October 31, 2025, net cash flows used in operating activities were $(46,401), consisting of net income of $3,888, depreciation of $5,444, a decrease in accounts receivable of $14,975, an increase in prepaid expenses of $500, an increase in accrued interest payable of $7,875, a decrease in accounts payable to a related party of $20,000, an increase in accounts payable of $5,500, an increase in long-term loans from shareholders (related party) of $31,672, an increase in short-term loans from shareholders (related party) of $1,422, and a decrease in unearned revenue from a related party of $33,333.

Cash Flows from Investing Activities

For the period from November 1, 2024 to October 31, 2025, net cash flows used in investing activities were $(50,000), consisting of purchases of long-term investments.

Cash Flows from Financing Activities

For the period from November 1, 2024 to October 31, 2025, net cash flows provided by financing activities were $102,757, consisting of proceeds from issuance of common stock of $32,757 and proceeds from long-term business loans of $70,000.

PLAN OF OPERATION AND FUNDING

The Company is an early-stage operating company and is focused on expanding its revenue-generating activities, developing its core offerings, and executing its business strategy. Over the next twelve months, management intends to continue providing advertising, brand promotion, and consulting services, while further developing proprietary content and strategic partnerships.

The Company’s plan of operations is dependent upon its ability to generate revenues from existing and new customer relationships and, as necessary, to obtain additional capital through equity issuances or debt financing. Management anticipates that operating expenses will primarily consist of professional fees, marketing and promotional costs, and general and administrative expenses associated with ongoing operations and public company compliance.

The Company does not currently have any material capital expenditure commitments. Management believes that existing cash resources, anticipated revenues, and access to financing will be sufficient to support the Company’s planned operations for at least the next twelve months. However, there can be no assurance that additional financing will be available on acceptable terms, or at all, if required.

MATERIAL COMMITMENTS

As of October 31, 2025, the Company did not have any material contractual obligations or commitments for capital expenditures or long-term lease arrangements.

The Company’s material contractual obligations consist primarily of outstanding debt obligations, including long-term business loans and related interest obligations, which are described in the notes to the financial statements. Pursuant to an amendment entered into in November 2025, the payment of interest on the business loan was deferred, as further described in the notes to the financial statements.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company does not currently have any commitments or plans to purchase significant equipment. Any future equipment acquisitions are expected to be immaterial and funded through operating cash flows or available financing.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements, including any relationships with unconsolidated entities or financial arrangements that could have a material effect on its financial condition, liquidity, or results of operations.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As discussed in the notes to the financial statements, the Company is an early-stage operating company and has historically relied on financing activities to support its operations.

As of October 31, 2025, the Company had limited cash resources and expects to continue incurring operating expenses as it executes its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements.

Management’s plans to alleviate this substantial doubt include generating revenues from existing and new customer relationships, controlling operating costs, and obtaining additional financing through equity issuances or debt financing, as necessary. While management believes that these plans, if successfully implemented, will provide sufficient liquidity to meet the Company’s obligations as they become due, there can be no assurance that such plans will be successful or that additional financing will be available on acceptable terms, or at all.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

SUN

Report of Independent Registered Public Accounting Firm

ALOBA, AWOMOLO & PARTNERS

(Chartered Accountants)

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria

Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SUN

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SUN (the “Company”) as of October 31, 2025, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes.

The financial statements as of October 31, 2024 were audited by another auditor, whose report dated July 15, 2025, expressed an unmodified opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company continues to rely on financing from related parties and third-party lenders to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

February 5, 2026

SUN

BALANCE SHEETS

	October 31, 2025	October 31,2024
	(Audited)	(Audited)
ASSETS
Current assets
Cash & cash equivalents	$8,856	$2,500
Accounts receivable	–	14,975
Prepaid expenses	500	–
Total current assets	9,356	17,475

Non-Current assets
Intangibles	499	499
Equipment (net)	10,551	15,995
Long-term investments	87,500	37,500
Note receivable – Related Party	50,000	50,000
Total Non-Current assets	148,550	103,994

TOTAL ASSETS	$157,906	$121,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – Related Party	$–	$20,000
Accounts payable	5,500	–
Short-term loans from shareholder (Related Party)	2,050	628
Accrued interest payable	7,875	–
Unearned Revenue – Related Party	16,667	50,000
Total Current Liabilities	32,092	70,628

Non-Current Liabilities
Long-term loans from shareholder (Related Party)	22,159	53,831
Long-term business loans	70,000	–
Total non-current liabilities	92,159	53,831

Total Liabilities	124,251	124,459

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized; 8,475,000 shares issued and outstanding	847	520
Additional Paid-In-Capital	32,430	–
Retained earnings (Accumulated deficit)	378	(3,510)
Total Stockholders’ equity (deficit)	33,655	(2,990)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$157,906	$121,469

The accompanying notes are an integral part of these audited financial statements.

SUN

STATEMENTS OF OPERATIONS

For the period from November 1, 2024 to October 31, 2025

(Audited)

For the period from November 1, 2024 to October 31, 2025

Revenue	$57,834
Cost of revenue	–
Gross Profit	57,834

Operating Expenses
General and administrative expenses	18,649
Professional fees	22,310
Business taxes and licenses	53
Advertising & marketing	7,500
Other operating expenses	5,434
Total Operating expenses	53,946

Income (Loss) before provision for income taxes	3,888

Provision for income taxes	–

Net income (loss)	$3,888

Income (loss) per common share:
Basic and diluted	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	5,725,712

The accompanying notes are an integral part of these audited financial statements.

SUN

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 1, 2024 TO OCTOBER 31, 2025

(Audited)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Retained Earnings (Accumulated Deficit)	Total
Balance at November 1, 2024	5,200,000	$520	$–	$(3,510)	$(2,990)
Shares issued at $0.01	3,275,000	327	32,430	–	32,757
Net Income	–	–	–	3,888	3,888
Balance as of October 31, 2025	8,475,000	$847	$32,430	$378	$33,655

The accompanying notes are an integral part of these audited financial statements.

SUN

STATEMENTS OF CASH FLOWS

(Audited)

For the period from November 1, 2024 to October 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,888
Adjustment as of non-cash items:
Depreciation	5,444
Accounts receivable	14,975
Prepaid expenses	(500)
Accrued Interest Payable	7,875
Accounts payable (Related Party) (see Note 7)	(20,000)
Accounts payable	5,500
Long-term loans from shareholders (Related Party) (see Note 7)	(31,672)
Short-term loans from shareholders (Related Party) (see Note 7)	1,422
Unearned revenue (Related Party) (see Note 9)	(33,333)
Changes in operating assets and liabilities	(50,289)
Net cash provided by (used in) Operating activities	(46,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Long-term investments	(50,000)
Net cash provided by Investing activities	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	32,757
Long-term business loans	70,000
Net cash provided by Financing activities	102,757

Increase (decrease) in cash and equivalents	6,356
Cash and equivalents at beginning of the period	2,500
Cash and equivalents at end of the period	$8,856

The accompanying notes are an integral part of these audited financial statements.

SUN

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD FROM NOVEMBER 1, 2024 TO OCTOBER 31, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

SUN, (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on September 5, 2024.

The Company has adopted October 31 fiscal year end.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

During the fiscal year ended October 31, 2025, the Company generated revenues of $57,834 and reported net income of $3,888. As of October 31, 2025, the Company had retained earnings of $378.

Notwithstanding the foregoing, the Company continues to rely on financing from related parties and third-party lenders to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue funding operations through a combination of revenues, equity issuances, and debt financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2024.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments as either they do not have any active market or are short term in nature and therefore their carrying amounts approximate fair value.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from tours and services. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue.

Revenue is recognized when the following criteria are met:

–	Identification of the contract, or contracts, with customer;
–	Identification of the performance obligations in the contract;
–	Determination of the transaction price;
–	Allocation of the transaction price to the performance obligations in the contract; and
–	Recognition of revenue when, or as, we satisfy performance obligation.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. The cost comprises purchase price, borrowing costs, if capitalization criteria are met and directly attributable cost of bringing the asset to its working condition for the intended use. Any subsidy/reimbursement/contribution received for installation and acquisition of any fixed assets is shown as deduction in the year of receipt. Capital work- in progress is stated at cost.

Subsequent expenditure related to an item of fixed assets is added to its book value only if it increases the future benefits from the existing asset beyond its previously assessed standard of performance. All other expenses on existing fixed assets, including day-to-day repairs and maintenance expenditure and cost of replacing parts, are charged to the Statement of Profit and Loss for the period during which such expenses are incurred.

Gains or losses arising from de-recognition of fixed assets are measured as the difference between the net disposal proceeds and the carrying amount of the assets derecognized.

The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Office Equipment – 3 years

Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

NOTE 4 – EQUIPMENT (NET)

From inception (September 5, 2024) through October 31, 2025, the Company acquired equipment totaling $16,331.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years.

For the fiscal year ended October 31, 2025, depreciation expense totaled $5,444. Accumulated depreciation as of October 31, 2025 resulted in net equipment of $10,551.

NOTE 5 – INTANGIBLE ASSETS

On September 24, 2024, the Company acquired a trademark with a cost of $499.

The trademark is classified as an indefinite-lived intangible asset, as it is expected to generate economic benefits indefinitely. Accordingly, the asset is not amortized but is tested annually for impairment in accordance with ASC 350. During the fiscal year ended October 31, 2025, management performed a qualitative assessment and determined that no impairment indicators existed.

NOTE 6 – CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.0001 per share.

In September 2024, the Company issued 5,200,000 shares of common stock at par value for total proceeds of $520.

During the fiscal year ended October 31, 2025, the Company issued 3,275,000 shares of common stock at $0.01 per share for cash proceeds of $32,757 pursuant to an effective registration statement on Form S-1. Of this amount, $327 was allocated to common stock at par value and $32,430 was allocated to additional paid-in capital.

NOTE 7 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities.

All transactions with related parties were conducted in the ordinary course of business and are summarized below:

On September 10, 2024, the Company received a long-term loan of $53,831 from Mr. Muyingo to purchase equipment and long-term investments. This loan is unsecured, non-interest-bearing, and fully payable by September 24, 2027. As of October 31, 2025, the Company had repaid $31,672, leaving a balance of $22,159.

On March 17, 2025, the Company received an additional short-term loan of $3,550 from Mr. Muyingo to cover professional service fees. The loan is unsecured, non-interest-bearing, and payable by November 15, 2025.

On September 3, 2025, a portion of the loan in the amount of $1,500 was applied to reimburse professional legal expenses initially paid by the director on behalf of the Company. As a result, the outstanding balance of the loan as of October 31, 2025 was $2,050.

As of October 31, 2025, the total amount outstanding to the director was $24,209.

In October 2024, the Company entered into a Partnership and Advertising Agreement with MUY HOUSE, a California corporation owned by Nicole Muyingo, the niece of the Company’s sole officer and director. The agreement provided for advertising and promotional services in exchange for a $50,000 lump-sum evidenced by a non-interest-bearing note receivable due by October 30, 2026.

On April 30, 2025, the parties executed an amendment confirming that all contracted services had been completed. Accordingly, the Company recognized the full $50,000 in revenue as of that date. The note receivable and payment terms remained unchanged, and no payments had been received as of October 31, 2025.

During prior periods, the Company issued shares of common stock to two employees, each of whom is a family member of the Company’s director, in exchange for services rendered. These transactions were approved by the Board of Directors and were conducted on terms consistent with those offered to non-related parties. The Company recognized stock-based compensation expense in accordance with ASC 718.

NOTE 8 – NOTE RECEIVABLE – RELATED PARTY

On October 31, 2024, the Company executed a Partnership and Advertising Agreement with MUY HOUSE, a California corporation and related party, under which it agreed to provide brand promotion and advertising services in exchange for a $50,000 non-interest-bearing note receivable, due in full by October 30, 2026.

The note does not accrue interest and is payable in a single lump sum at maturity. No payments were received as of October 31, 2025.

On April 30, 2025, the agreement was amended to confirm that all performance obligations were completed by that date. This amendment did not affect the payment terms or note amount.

MUY HOUSE is a related party due to the familial relationship between its founder, Nicole Muyingo, and the Company’s sole officer and director, Michael Ssebugwawo Muyingo.

NOTE 9 – UNEARNED REVENUE

As of October 31, 2024, the Company recorded the full amount of the MUY HOUSE contract ($50,000) as unearned revenue, as no services had yet been delivered.

In accordance with ASC 606, the Company recognizes revenue as performance obligations are satisfied. On April 30, 2025, pursuant to an executed amendment, all services under the agreement were deemed delivered. The full $50,000 was reclassified from unearned revenue to earned revenue as of that date.

In addition, effective May 1, 2025, the Company entered into an offset arrangement with MUY HOUSE pursuant to which the entire outstanding accounts payable of $20,000 arising from the logo and branding services agreement dated October 1, 2024 was to be satisfied through the provision of advertising and marketing services by the Company to MUY HOUSE, to be performed on an as-requested basis over time.

In accordance with ASC 606, revenue is recognized as performance obligations are satisfied. During the period from May 1, 2025 through July 31, 2025, the Company performed advertising and marketing services under the offset arrangement and recognized $3,333 of revenue based on services actually rendered during that period.

No services were performed under the offset arrangement during the period from August 1, 2025 through October 31, 2025. Accordingly, no additional revenue was recognized during that period.

As of October 31, 2025, unearned revenue related to the MUY HOUSE arrangement totaled $16,667, representing the portion of the contract for which performance obligations had not yet been satisfied as of the reporting date.

NOTE 10 – LONG-TERM INVESTMENTS

As of October 31, 2025, the Company made a long-term investment of $37,500 in the development of “Back to Present,” an original immersive VR experience designed and produced by the Company. This project is intended to serve as one of SUN’s flagship narrative VR experiences and is currently in development.

The investment represents production costs capitalized in connection with the creation of proprietary intellectual property. These costs are classified as long-term investments on the balance sheet, as the project is expected to generate future economic benefits over multiple periods upon completion and commercialization.

The Company reviews such capitalized production investments for impairment annually or when indicators of impairment exist, in accordance with ASC 360, Property, Plant, and Equipment.

As of October 31, 2025, the Company made a long-term equity investment of $50,000 in Justin Souriau-Levine Studios LLC, a New York limited liability company, pursuant to an executed amendment to its operating agreement dated November 25, 2024. The investment was made by the Company’s sole officer and director, Mr. Michael Ssebugwawo Muyingo, in his capacity on behalf of SUN.

Under the terms of the agreement, the $50,000 was contributed as a capital contribution, and Mr. Muyingo was admitted as a member of the LLC with a 1.0% equity interest. The investment entitles the Company to future distributions in accordance with the LLC’s amended operating agreement and is intended to support collaborative production efforts and business development in virtual reality entertainment projects.

This investment is classified as a non-marketable equity security and is recorded as a long-term investment on the balance sheet, given the strategic nature and anticipated holding period.

Total long-term investment investments as of October 31, 2025 amount to $87,500.

Note 11 – LONG-TERM BUSINESS LOAN

On November 13, 2024, the Company entered into a long-term business loan agreement with NEWLAN PLLC, under which it received principal proceeds of $70,000.

The full amount was received on the effective date of the agreement.

Key terms of the loan are as follows:

Principal Amount: $70,000

Initial Interest Terms: Interest-free for the first three (3) months

Subsequent Interest: Beginning February 13, 2025, simple interest accrues at an annual rate of 15%, calculated on the outstanding principal

Total Repayment Obligation: $119,875, including total interest of $49,875 over the loan term

Repayment Schedule:

$7,875 due on November 13, 2025

Four equal annual installments of $10,500 due each year through November 13, 2029

Prepayment: Permitted at any time without penalty. Payments are first applied to accrued interest, then to principal

Late Payment Penalty: $250 or 5% of the overdue amount, whichever is greater

Governing Law: State of New York

As of October 31, 2025, the loan is recorded as a long-term liability, with $7,875 in accrued interest payable. The first scheduled principal and interest payment is due on November 13, 2025.

NOTE 12 – REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled.

The Company’s revenue is derived primarily from advertising, brand promotion, and marketing and consulting services. Revenue is recognized over time as services are performed, using input-based measures of progress when applicable.

Advertising and Brand Promotion

Revenue from the Partnership and Advertising Agreement with MUY HOUSE was recognized as performance obligations were satisfied. During the fiscal year ended October 31, 2025, the Company recognized $50,000 of revenue related to services performed under this agreement.

In addition, pursuant to an offset arrangement effective May 1, 2025, the Company provided advertising and marketing services to MUY HOUSE on an as-requested basis. During the period from May 1, 2025 through July 31, 2025, the Company recognized $3,333 of revenue related to services performed under the offset arrangement.

Marketing and Consulting Services

The Company recognized $4,500 of revenue during the fiscal year ended October 31, 2025 from marketing and consulting services provided to another customer.

The difference between the total revenue reported in the accompanying statement of operations and the aggregate amounts described above is attributable to immaterial rounding differences.

NOTE 13 – INCOME TAXES

The Company had net operating loss carryforwards available to offset future taxable income. Management has determined that it is more likely than not that deferred tax assets will not be realized and has therefore recorded a full valuation allowance against such assets.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to October 31, 2025, and prior to the filing of this Annual Report on Form 10-K, the Company sold an additional 70,000 shares of its common stock for aggregate cash proceeds of $700. The shares were issued pursuant to the Company’s registered offering.

The issuance represents approximately 0.819% of the Company’s total issued and outstanding common stock as of October 31, 2025. This transaction did not have an impact on the accompanying financial statements.

In November 2025, the Company entered into an amendment to its business loan agreement originally executed in November 2024 (as described in Note 11), pursuant to which the payment of the first annual interest installment was deferred to November 13, 2026. Interest continues to accrue during the deferral period, and all other terms of the loan agreement remain unchanged.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 14, 2025, the Audit Committee of the Board of Directors approved the dismissal of the Company’s independent registered public accounting firm, Boladale Lawal & Co, and appointed ALOBA, AWOMOLO & PARTNERS as the Company’s new independent registered public accounting firm.

There were no disagreements with the former auditor on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure. The change in auditor was previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer, who is the same individual, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s evaluation, the Company identified the following material weaknesses in internal control over financial reporting as of October 31, 2025:

1.	Limited Segregation of Duties and Cash Controls
Due to the Company’s small size and limited accounting personnel, management has not achieved an adequate segregation of duties with respect to accounting and cash handling functions. Certain key accounting and control functions continue to be performed by the same individual, which increases the risk that errors or misstatements may not be prevented or detected on a timely basis.
2.	Information Technology and Data Backup Controls
While the Company maintains copies of its financial records and material agreements, formalized procedures related to systematic data backup and off-site or cloud-based storage are still in the process of being implemented. As a result, controls related to data protection and recovery are not yet fully effective.

Audit Committee Oversight

The Company has established an Audit Committee composed of its sole director, Mr. Muyingo, who serves as the committee’s only formal member in accordance with the Wyoming Business Corporation Act. In addition, Karolina Muyingo, Dwight Wittmer, and Olga Kokoshynska serve in an advisory, non-voting capacity to support the Audit Committee by providing professional input and independent perspectives as the Company continues to develop its internal control and financial reporting framework. These individuals are not members of the Board of Directors and do not participate in formal committee votes.

Conclusion Regarding Internal Control over Financial Reporting

As a result of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2025, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

Remediation Efforts

Management is in the process of implementing measures to remediate the identified material weaknesses, including improving accounting and cash control procedures and continuing the implementation of formalized information technology and data backup controls. Management intends to continue evaluating its internal control environment and to take additional steps as resources allow.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, in connection with management’s evaluation of the effectiveness of internal control over financial reporting as of October 31, 2025.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

During the fiscal quarter ended October 31, 2025, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

The Company’s independent registered public accounting firm that issued the audit report included in this Annual Report on Form 10-K is subject to inspection by the Public Company Accounting Oversight Board (“PCAOB”).

The Company is not aware of any determination by the Securities and Exchange Commission that the Company has retained a registered public accounting firm that is not subject to inspection by the PCAOB pursuant to the Holding Foreign Companies Accountable Act.

Accordingly, the Company is not subject to the requirements of Item 9C of Form 10-K related to foreign jurisdictions that prevent PCAOB inspections.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Company currently has one director and executive officer. The name, age, and position of the Company’s director and executive officer as of October 31, 2025 are set forth below:

Name	Age	Position
Michael Ssebugwawo Muyingo	53	Director, Chief Executive Officer and Chief Financial Officer

Biographical Information

Michael Ssebugwawo Muyingo has served as the Company’s Director, Chief Executive Officer, and Chief Financial Officer since the Company’s inception on September 5, 2024. Over the past several years, Mr. Muyingo has worked as a financial consultant and business advisor to private clients, with a focus on early-stage ventures, financial planning, and public reporting. He also has a professional background in the performing arts and creative industries, including experience as a choreographer and creative producer leading independent virtual reality and performance projects in the United States, the United Kingdom, and East Africa.

Mr. Muyingo holds a Master’s degree from the University of Cambridge (2021) and has experience in business planning, financial analysis, and capital markets.

The Company believes that Mr. Muyingo’s education, experience, and background qualify him to serve as the Company’s sole director and executive officer.

Audit Committee

The Company has established an Audit Committee composed of its sole director, Mr. Muyingo, who serves as the committee’s only formal member in accordance with the Wyoming Business Corporation Act. In addition, Karolina Muyingo, Dwight Wittmer, and Olga Kokoshynska serve in an advisory, non-voting capacity to support the Audit Committee by providing professional input and independent perspectives as the Company develops its internal control and financial reporting framework. These individuals are not members of the Board of Directors and do not participate in formal committee votes.

Code of Ethics

The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, and persons performing similar functions. The Company intends to make its code of ethics available to stockholders upon request.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of the Company’s common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of copies of such reports furnished to the Company, the Company believes that all applicable Section 16(a) filing requirements were complied with during the fiscal year ended October 31, 2025.

Insider Trading Policies and Procedures

The Company has not adopted formal insider trading policies or procedures governing transactions in its securities by directors, officers, or employees. The Company has not adopted such policies due to its early stage of operations, limited number of security holders, and the absence of an active trading market for its common stock.

Item 11. Executive Compensation

Executive Compensation

The Company’s sole executive officer is Michael Ssebugwawo Muyingo, who serves as Director, Chief Executive Officer, and Chief Financial Officer. The Company does not currently pay cash salary or bonuses to its executive officer.

As of October 31, 2024, Mr. Muyingo received 5,000,000 shares of the Company’s common stock, valued at $0.0001 per share, for an aggregate value of $500, as compensation in exchange for professional services rendered to the Company. The Company has not adopted any stock option or equity incentive plans and has not granted any stock options. Accordingly, the disclosure requirements of Item 402(x) of Regulation S-K are not applicable.

Employment Agreement

On September 5, 2024, the Company entered into an employment agreement with Mr. Muyingo pursuant to which he serves as the Company’s Director and Chief Executive Officer. The agreement remains in effect and sets forth the terms and conditions of his employment. The agreement does not provide for severance, pension benefits, or change-of-control compensation.

Change of Control

The Company does not maintain any pension plans, incentive plans, or other arrangements that provide compensation in connection with a termination of employment or a change in control of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of October 31, 2025, by (i) the Company’s director and executive officer, (ii) persons known to the Company to beneficially own more than five percent of the outstanding shares of common stock, and (iii) all directors and executive officers as a group.

Name and Address	Shares Beneficially Owned	Percentage of Class
Michael Ssebugwawo Muyingo	5,000,000	59.0%
All directors and executive officers as a group (1 person)	5,000,000	59.0%

Percentage ownership is based on 8,475,000 shares of common stock issued and outstanding as of October 31, 2025.

There are no other beneficial owners of more than five percent of the Company’s outstanding common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During prior periods, the Company issued shares of common stock to two employees, each of whom is a family member of the Company’s director, in exchange for services rendered. These transactions were approved by the Board of Directors and were conducted on terms consistent with those offered to non-related parties.

In addition, the Company has entered into loan arrangements with its sole director, which are described in the notes to the financial statements included elsewhere in this Annual Report.

The Company has also entered into a related-party revenue arrangement with MUY HOUSE, a corporation owned by a family member of the Company’s director, which is described in the notes to the financial statements.

All related-party transactions were approved by the Board of Directors.

The Company does not have any independent directors.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for professional services rendered for the fiscal years ended October 31, 2025 and 2024 :

	Year Ended
	October 31, 2025	October 31, 2024
Audit Fees	$5,500	$–
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$5,500	$–

Audit Fees consist of fees billed for the audit of the Company’s annual financial statements for the fiscal year ended October 31, 2025. The Company did not incur any audit-related fees, tax fees, or other fees from its independent registered public accounting firm during the fiscal years ended October 31, 2025 and October 31, 2024, and no audit fees were incurred during the fiscal year ended October 31, 2024.

PART IV

Item 15: Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this Annual Report on Form 10-K.

Exhibit
Number	Description

3.1*	Articles of Amendment
10.1**	Partnership and Advertising Agreement (1)
10.2**	Amendment to Partnership and Advertising Agreement (dated April 30, 2025) (3)
10.3**	Operating Agreement of Justin Souriau-Levine Studios LLC (1)
10.4**	Loan Agreement – Mr. Michael Ssebugwawo Muyingo (dated September 10, 2024) (2)
10.5**	Business Loan Agreement – Newlan Capital, LLC (dated November 13, 2024) (2)
10.6*	First Amendment to Business Loan Agreement
10.7*	Branding and Creative Services Agreement
10.8*	Offset and Advertising Services Agreement
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

* Filed herewith.

** Previously filed.

(1) Incorporated by reference to the Form S-1 filed with the Securities and Exchange Commission on June 9, 2025.

(2) Incorporated by reference to the Form S-1/A filed with the Securities and Exchange Commission on July 17, 2025.

(3) Incorporated by reference to the Form S-1/A filed with the Securities and Exchange Commission on July 21, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN
Dated: February 11, 2026	By: /s/ Michael Ssebugwawo Muyingo
Michael Ssebugwawo Muyingo
Director, CEO & CFO

