Form 10-Q
period 2026-01-31
SUN
filed 2026-03-16
CIK 2070845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-56762

SUN

(Exact name of registrant as specified in its charter)

Wyoming	35-2871996
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

10 Lily Pond Lane East Hampton, NY 11937	7389
(Address of principal executive offices)	(Primary Standard Industrial Classification Code Number)

(909) 274-0257
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2026, the registrant had 8,475,000 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Balance Sheets as of January 31, 2026 (Unaudited) and October 31, 2025

Condensed Statements of Operations for the Three Months Ended January 31, 2026 and January 31, 2025 (Unaudited)

Condensed Statements of Stockholders’ Equity (Deficit) for the Three Months Ended January 31, 2026 and January 31, 2025 (Unaudited)

Condensed Statements of Cash Flows for the Three Months Ended January 31, 2026 and January 31, 2025 (Unaudited)

Notes to the Condensed Financial Statements

SUN

CONDENSED BALANCE SHEETS

	January 31, 2026	October 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash & cash equivalents	$2,690	$8,856
Accounts receivable	–	–
Prepaid expenses	500	500
Total current assets	3,190	9,356

Non-Current assets
Intangibles	499	499
Equipment (net)	9,190	10,551
Long-term investments	87,500	87,500
Note receivable - Related Party	50,000	50,000
Total Non-Current assets	147,189	148,550
TOTAL ASSETS	$150,379	$157,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,500	$5,500
Accrued Interest Payable	10,500	7,875
Short-term loans from shareholder (Related Party)	5,350	2,050
Unearned revenue	16,667	16,667
Total Current Liabilities	38,017	32,092

Non-Current Liabilities
Long-term loans from shareholder (Related Party)	22,159	22,159
Long-term business loans	70,000	70,000
Total non-current liabilities	92,159	92,159
Total Liabilities	130,176	124,251

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized; 8,475,000 shares issued and outstanding	847	847
Additional Paid-In-Capital	32,430	32,430
Accumulated Deficit	(13,074)	378
Total Stockholders’ equity (deficit)	20,203	33,655
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$150,379	$157,906

The accompanying notes are an integral part of these financial statements

SUN

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended January 31, 2026	Three months ended January 31, 2025

Revenue	$10,600	$4,500
Cost of revenue	4,500	–
Gross Profit	6,100	4,500

Operating expenses
General and administrative expenses	13,137	7,318
Advertising and marketing	1,090	–
Professional services	2,697	–
Other operating expenses	2,628	–
Total operating expenses	19,552	14,818

Income (Loss) before provision for income taxes	(13,452)	(10,318)
Provision for income taxes	–	–
Net income (loss)	$(13,452)	$(10,318)

Income (loss) per common share: Basic and diluted	(0.0016)	(0.0020)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	8,475,000	5,162,579

The accompanying notes are an integral part of these financial statements

SUN

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THREE MONTHS ENDED JANUARY 31, 2025 & FOR THREE MONTHS ENDED JANUARY 31, 2026

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total

Balance at October 31, 2024	5,200,000	$520	$–	$(3,510)	$(2,990)
Net loss for the period	–	–	–	(10,318)	(10,318)
Balance as of January 31, 2025	5,200,000	$–	$–	$(13,828)	$(13,308)

Balance at October 31, 2025	8,475,000	$847	$32,430	$378	$33,655
Net loss for the period	–	–	–	(13,452)	(13,452)
Balance as of January 31, 2026	8,475,000	$–	$–	$(13,074)	$20,203

The accompanying notes are an integral part of these financial statements

SUN

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended January 31, 2026	Three months ended January 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,452)	$(10,318)
Adjustment as of non-cash items:
Depreciation	1,361	1,698
Accounts receivable	–	14,975
Short-term loans from shareholders (Related Party (see Note 7)	3,300	(628)
Accounts payable	–	5,500
Prepaid expenses	–	(2,000)
Long-term loans from shareholders (Related Party (see Note 7)	–	(31,672)
Accrued Interest Payable	2,625	–
Net cash provided by (used in) Operating activities	(6,166)	(22,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non- current assets	–	–
Long-term investments	–	–
Note receivable	–	(50,000)
Net cash provided by (used in) Investing activities	–	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Proceeds of long-term business loans	–	70,000
Net cash provided by Financing activities	–	70,000

Increase (decrease) in cash and equivalents	(6,166)	(2,445)
Cash and equivalents at beginning of the period	8,856	2,500
Cash and equivalents at end of the period	$2,690	$55

The accompanying notes are an integral part of these financial statements.

SUN

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED JANUARY 31, 2026

NOTE 1 – ORGANIZATION AND BUSINESS

SUN (the “Company”) is a corporation organized under the laws of the State of Wyoming on September 5, 2024.

The Company is an early-stage entertainment company engaged primarily in the development of proprietary immersive virtual reality (“VR”) content and, to a lesser extent, in providing advertising, brand promotion, and consulting services.

The Company has adopted October 31 as its fiscal year end.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim period have been included.

Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year.

These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

For the three months ended January 31, 2026, the Company generated revenue of $10,600 and reported a net loss of $13,452.

The Company continues to rely on financing from related parties and third-party lenders to support its operations and working capital requirements.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to continue funding operations through a combination of revenues from services, equity issuances, and additional debt financing.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by the Company are consistent with those described in the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

There have been no material changes to the Company’s significant accounting policies during the interim period.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers.

Revenue during the current interim period was primarily derived from audiovisual production services and related media production activities.

Revenue is recognized when the Company satisfies performance obligations under its service agreements.

Segment Reporting

The Company operates as a single operating segment. Management reviews financial information on a consolidated basis and therefore the Company has one reportable segment.

NOTE 5 – REVENUE AND COST OF REVENUE

During the three months ended January 31, 2026, the Company recognized $10,600 in revenue related primarily to audiovisual production and creative services provided in connection with a media production project.

Direct costs associated with the project totaled $4,500 and consisted primarily of editing, post-production, and production services provided by third-party contractors.

These direct production costs are recorded as cost of revenue in the accompanying condensed statement of operations.

NOTE 6 – EQUIPMENT (NET)

Equipment is recorded at cost less accumulated depreciation.

Depreciation is calculated using the straight-line method over an estimated useful life of three years.

Depreciation expense for the three months ended January 31, 2026 totaled $1,361.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company may receive advances from its director and related parties to support its working capital needs.

During the three months ended January 31, 2026, the Company received additional short-term advances from its director totaling $3,300, which were used primarily to support operating expenses and professional service fees.

These advances are unsecured and are expected to be repaid as the Company’s financial position improves.

As of the end of the reporting period, the outstanding balance of short-term loans from the director totaled $5,350.

NOTE 8 – NOTE RECEIVABLE – RELATED PARTY

The Company holds a $50,000 note receivable from MUY HOUSE, a related party, arising from a partnership and advertising agreement.

The note is non-interest-bearing and payable in full on October 30, 2026.

No payments had been received as of the end of the reporting period.

NOTE 9 – UNEARNED REVENUE

Unearned revenue represents amounts received or contractually owed for services that have not yet been performed.

As of the end of the reporting period, the Company had $16,667 of unearned revenue related to services that remain to be performed under existing agreements.

Revenue will be recognized as performance obligations are satisfied.

NOTE 10 – LONG-TERM INVESTMENTS

The Company continues to hold long-term investments totaling $87,500 related to the development of immersive media content and strategic equity investments. Management evaluates these investments for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

No impairment was recorded during the current period.

NOTE 11 – LONG-TERM BUSINESS LOAN

The Company maintains a long-term business loan agreement with principal proceeds of $70,000.

Interest accrues on the outstanding principal balance in accordance with the terms of the agreement.

For the three months ended January 31, 2026, the Company recorded interest expense of $2,625, which was accrued and included in accrued interest payable.

NOTE 12 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740.

The Company has generated net operating losses and has recorded a full valuation allowance against its deferred tax assets.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued and determined that there were no events requiring adjustment or disclosure.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements include statements regarding the Company’s expectations, beliefs, plans, objectives, future financial performance, and assumptions underlying or relating to such statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “continue,” or similar expressions.

These forward-looking statements are based on management’s current expectations and assumptions and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in such statements.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SUN Inc. (the “Company”) was incorporated in the State of Wyoming on September 5, 2024. The Company is focused on the development and production of immersive virtual reality experiences and related digital media content. In addition, the Company provides marketing, promotional, and consulting services associated with creative production and brand development.

The Company is currently in the early stage of development and continues to build its operational infrastructure, develop intellectual property, and expand revenue-generating activities.

Results of Operations

Three Months Ended January 31, 2026 Compared to Three Months Ended January 31, 2025

Revenue

Revenue for the three months ended January 31, 2026 was $10,600, compared to $4,500 for the three months ended January 31, 2025.

The increase in revenue was primarily attributable to audiovisual production services provided in connection with a private event and related media production activities during the current period, compared to limited consulting and marketing services provided during the prior-year period.

Cost of Revenue

Cost of revenue for the three months ended January 31, 2026 was $4,500, compared to $0 for the three months ended January 31, 2025.

Cost of revenue during the current period primarily consisted of editing, post-production, and other direct production costs incurred in connection with the audiovisual production project.

Gross Profit

Gross profit for the three months ended January 31, 2026 was $6,100, compared to $4,500 in the prior-year period.

The decrease in gross margin percentage reflects the inclusion of direct production costs associated with revenue-generating projects during the current period.

Operating Expenses

Operating expenses for the three months ended January 31, 2026 were $19,552, compared to $14,818 for the three months ended January 31, 2025.

The increase in operating expenses was primarily attributable to higher general administrative expenses, professional services, and operational costs associated with the Company’s ongoing business development and reporting requirements as a public company.

Operating expenses consisted primarily of:

•	General and administrative expenses: $13,137 (2026) compared to $7,318 (2025), primarily reflecting higher operational and administrative costs.
•	Advertising and marketing: $1,090 (2026), compared to no advertising costs during the prior-year period.
•	Professional services: $2,697 (2026), primarily related to legal, accounting, and consulting services.
•	Other operating expenses: $2,628 (2026), compared to $7,500 in the prior-year period.

Net Loss

Net loss for the three months ended January 31, 2026 was $13,452, compared to $10,318 for the three months ended January 31, 2025.

The increase in net loss was primarily attributable to higher operating expenses as the Company continued to develop its business operations and expand its activities.

Liquidity and Capital Resources

As of January 31, 2026, the Company had cash and cash equivalents of $2,690, compared to $55 as of January 31, 2025.

Net cash used in operating activities for the three months ended January 31, 2026 was $6,166, compared to $22,445 used in operating activities during the comparable prior-year period.

The decrease in operating cash outflows was primarily attributable to improved operating cash flow dynamics and lower working capital adjustments compared to the prior period.

During the three months ended January 31, 2026, the Company received $3,300 in advances from the Company’s director, which were used to support ongoing operating activities.

As of January 31, 2026, the Company had total liabilities of $130,176, including $70,000 related to a long-term business loan and $22,159 related to loans from a related party.

The Company continues to operate with limited working capital and relies on a combination of operating revenues, related-party advances, and external financing to support its ongoing operations.

Plan of Operations and Funding

Over the next twelve months, the Company intends to continue developing immersive virtual reality experiences and expand its content production, audiovisual services, and consulting activities related to creative media and digital production.

The Company plans to focus on the development of proprietary immersive media projects, including virtual reality content and related digital media assets, as well as providing creative production and audiovisual services for private events, media productions, and collaborative entertainment projects. The Company also intends to pursue strategic collaborations with creative partners and production studios to expand its portfolio of immersive entertainment content.

The Company also maintains strategic investments related to immersive media development projects, which management believes may support future business opportunities.

The Company expects that its working capital requirements will increase as it continues to develop its business operations, including expenses related to content development, production costs, administrative expenses, and marketing and promotional activities.

Management expects that working capital requirements will be funded through a combination of operating revenues, advances from related parties, potential equity financings, and debt financing, if available.

Existing working capital, anticipated cash flows from operations, and potential advances from the Company’s director are expected to support the Company’s operations in the short term. However, the Company expects that additional capital may be required in order to expand operations and fully execute its long-term business plan.

To date, the Company has financed its operations primarily through revenue generated from services, advances from related parties, and debt financing. The Company may seek to obtain additional funding through the issuance of equity securities, convertible debt, or other financing arrangements.

The issuance of additional equity or convertible securities could result in dilution to existing stockholders. In addition, such securities may have rights, preferences, or privileges senior to those of the Company’s common stock.

There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available when needed, the Company may be required to reduce the scope of its operations, delay or cancel development of certain projects, or limit its ability to pursue new business opportunities.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditor’s report accompanying the Company’s financial statements for the fiscal year ended October 31, 2025 included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to rely on financing from related parties and third-party lenders to support its operations. While the Company generated revenue during the current period, it continues to incur operating losses and has limited cash resources.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Management intends to address the Company’s liquidity needs through a combination of operating revenues, advances from related parties, and potential equity or debt financing. However, there can be no assurance that such financing will be available on acceptable terms, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer, who is the same individual, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2026 due to the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. However, management does not believe that any such proceedings, if they were to occur, would have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN
Dated: March 16, 2026	By: /s/ Michael Ssebugwawo Muyingo
Michael Ssebugwawo Muyingo
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Michael Ssebugwawo Muyingo
Michael Ssebugwawo Muyingo
Chief Financial Officer
(Principal Financial and Accounting Officer)

