Form 10-Q
period 2026-04-30
SUN
filed 2026-06-03
CIK 2070845

Table of Contents UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of April 30, 2026, the registrant had 8,475,000 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of April 30, 2026 (Unaudited) and October 31, 2025 (Audited)

Condensed Statements of Operations for the Three Months Ended April 30, 2026 and 2025 (Unaudited) And For the Six Months Ended April 30, 2026 and 2025 (Unaudited)

Condensed Statements of Stockholders’ Equity (Deficit) for the Six Months Ended April 30, 2026 and 2025 (Unaudited)

Condensed Statements of Cash Flows for the Six Months Ended April 30, 2026 and 2025 (Unaudited)

Notes to the Condensed Financial Statements

SUN

CONDENSED BALANCE SHEETS

	April 30, 2026	October 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash & cash equivalents	$63	$8,856
Accounts receivable	–	–
Deferred Offering Costs	20,000	–
Prepaid expenses	500	500
Total current assets	20,563	9,356

Non-Current assets
Intangibles	499	499
Equipment (net)	7,829	10,551
Long-term investments	87,500	87,500
Note receivable - Related Party	50,000	50,000
Total Non-Current assets	145,828	148,550
TOTAL ASSETS	$166,391	$157,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,500	$5,500
Accrued Interest Payable	13,125	7,875
Short-term loans from shareholder (Related Party)	500	2,050
Unearned revenue	16,719	16,667
Total Current Liabilities	35,844	32,092

Non-Current Liabilities
Long-term loans from shareholder (Related Party)	39,086	22,159
Long-term business loans	70,000	70,000
Total non-current liabilities	109,086	92,159
Total Liabilities	144,930	124,251

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized; 8,475,000 shares issued and outstanding	847	847
Additional Paid-In-Capital	32,430	32,430
Accumulated Deficit	(11,816)	378
Total Stockholders’ equity (deficit)	21,461	33,655
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$166,391	$157,906

The accompanying notes are an integral part of these financial statements

SUN

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30, 2026	Three months ended April 30, 2025	Six months ended April 30, 2026	Six months ended April 30, 2025

Revenue	$5,551	$50,000	$16,151	$54,500
Cost of revenue		–	(4,500)	–
Gross Profit	5,551	50,000	11,651	54,500

Operating expenses
General and administrative expenses	1,553	3,986	14,692	8,343
Advertising and marketing	–	–	1,090	7,500
Professional services	116	–	2,813	–
Other operating expenses	2,625	–	5,250	2,625
Total operating expenses	4,294	3,986	23,845	18,468

Income (Loss) before provision for income taxes	1,257	46,014	(12,194)	36,032
Provision for income taxes	–	–	–	–
Net income (loss)	$1,257	$46,014	$(12,194)	$36,032

Income (loss) per common share: Basic and diluted	$0.0001	$0.0089	$(0.0014)	$0.0069

Weighted Average Number of Common Shares Outstanding: Basic and diluted	8,475,000	5,200,000	8,475,000	5,200,000

The accompanying notes are an integral part of these financial statements

SUN

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR SIX MONTHS ENDED APRIL 30, 2025 & FOR SIX MONTHS ENDED APRIL 30, 2026

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total

Balance at October 31, 2024	5,200,000	$520	$–	$(3,510)	$(2,990)
Net Income (loss) for the period	–	–	–	36,032	36,032
Balance as of April 30, 2025	5,200,000	$520	$–	$32,522	$33,042

Balance at October 31, 2025	8,475,000	$847	$32,430	$378	$33,655
Net loss for the period	–	–	–	(12,194)	(12,194)
Balance as of April 30, 2026	8,475,000	$847	$32,430	$(11,816)	$21,461

The accompanying notes are an integral part of these financial statements

SUN

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended April 30, 2026	Six months ended April 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,194)	$36,032
Adjustments for non-cash items:
Depreciation	2,722	2,723
Accounts receivable	–	14,975
Short-term loans from shareholders (Related Party (see Note 7)	(1,550)	2,922
Accounts payable	–	5,500
Prepaid expenses	–	(2,000)
Long-term loans from shareholders (Related Party (see Note 7)	16,927	(31,672)
Unearned Revenue	52	(50,000)
Accrued Interest Payable	5,250	2,625
Net cash provided by (used in) Operating activities	11,207	(18,895)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	–	–
Long-term investments	–	–
Note receivable	–	(50,000)
Net cash provided by (used in) Investing activities	–	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	(20,000)	–
Proceeds from sale of common stock	–	–
Proceeds of long-term business loans	–	70,000
Net cash provided by Financing activities	(20,000)	70,000

Increase (decrease) in cash and equivalents	(8,793)	1,105
Cash and equivalents at beginning of the period	8,856	2,500
Cash and equivalents at end of the period	$63	$3,605

The accompanying notes are an integral part of these financial statements.

SUN

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR SIX MONTHS ENDED APRIL 30, 2026

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

For the six months ended April 30, 2026, the Company generated revenue of $16,151 and reported a net loss of $12,194.

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

NOTE 5 – REVENUE AND COST OF REVENUE

During the six months ended April 30, 2026, the Company recognized $16,151 in revenue related primarily to audiovisual production, advertising, promotional, and creative consulting services.

Direct costs associated with these services totaled $4,500 and consisted primarily of editing, post-production, and production services provided by third-party contractors.

These direct production costs are recorded as cost of revenue in the accompanying condensed statements of operations.

NOTE 6 – EQUIPMENT (NET)

Equipment is recorded at cost less accumulated depreciation.

Depreciation is calculated using the straight-line method over an estimated useful life of three years.

As of April 30, 2026, equipment (net) totaled $7,829.

Depreciation expense for the six months ended April 30, 2026 totaled $2,722.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company may receive advances from its director and related parties to support working capital requirements, operating expenses, and public company compliance activities.

During the six months ended April 30, 2026, the Company received additional advances from related parties totaling $16,927, a portion of which was used to fund offering-related activities and costs associated with DTC eligibility and public market compliance matters.

As of April 30, 2026, outstanding short-term related-party advances totaled $500 and long-term related-party advances totaled $39,086.

These advances are unsecured and non-interest bearing unless otherwise specified.

NOTE 8 – NOTE RECEIVABLE – RELATED PARTY

The Company holds a $50,000 note receivable from MUY HOUSE, a related party, arising from a partnership and advertising agreement.

The note is non-interest-bearing and payable in full on October 30, 2026.

No payments had been received as of April 30, 2026.

NOTE 9 – UNEARNED REVENUE

Unearned revenue represents amounts received or contractually owed for services that have not yet been performed.

As of April 30, 2026, the Company had approximately $16,719 of unearned revenue related to services that remain to be performed under existing agreements.

Revenue will be recognized as performance obligations are satisfied.

NOTE 10 – DEFERRED OFFERING COSTS

Deferred offering costs consist primarily of legal, regulatory, market eligibility, and related public market preparation expenses incurred in connection with the Company’s anticipated public market activities.

As of April 30, 2026, deferred offering costs totaled $20,000.

NOTE 11 – LONG-TERM INVESTMENTS

The Company continues to hold long-term investments totaling $87,500 related to immersive media development projects and strategic investments.

Management evaluates these investments for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

No impairment was recorded during the current period.

NOTE 12 – LONG-TERM BUSINESS LOAN

The Company maintains a long-term business loan agreement with principal proceeds of $70,000.

Interest accrues on the outstanding principal balance in accordance with the terms of the agreement.

For the six months ended April 30, 2026, the Company recorded interest expense of $5,250, which was accrued and included in accrued interest payable.

As of April 30, 2026, accrued interest payable totaled $13,125.

NOTE 13 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740.

The Company has generated net operating losses and has recorded a full valuation allowance against its deferred tax assets.

NOTE 14 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SUN Inc. (the “Company”) was incorporated in the State of Wyoming on September 5, 2024. The Company is focused on the development and production of immersive virtual reality experiences and related digital media content. In addition, the Company provides audiovisual production, advertising, promotional, and consulting services associated with creative production and brand development.

The Company is currently in the early stage of development and continues to build its operational infrastructure, develop intellectual property, and expand revenue-generating activities.

Results of Operations

Six Months Ended April 30, 2026 Compared to Six Months Ended April 30, 2025

Revenue

Revenue for the six months ended April 30, 2026 was $16,151, compared to $54,500 for the six months ended April 30, 2025.

Revenue during the current period was primarily attributable to audiovisual production services, creative media production activities, advertising services, and consulting activities.

The decrease in revenue compared to the prior-year period was primarily attributable to the recognition of $50,000 of revenue under a partnership and advertising agreement during the prior-year period. No comparable revenue recognition event occurred during the current period.

Cost of Revenue

Cost of revenue for the six months ended April 30, 2026 was $4,500, compared to $0 during the comparable prior-year period.

Cost of revenue during the current period primarily consisted of editing, post-production, and other direct production costs associated with audiovisual production services.

Gross Profit

Gross profit for the six months ended April 30, 2026 was $11,651, compared to $54,500 during the comparable prior-year period.

The decrease in gross profit was primarily attributable to lower overall revenue levels during the current period and the inclusion of direct production costs associated with revenue-generating projects.

Operating Expenses

Operating expenses for the six months ended April 30, 2026 were $23,845, compared to $18,468 for the six months ended April 30, 2025.

The increase in operating expenses was primarily attributable to higher general administrative expenses, professional service fees, public company compliance costs, and interest expense associated with financing activities and ongoing operational development.

Operating expenses consisted primarily of:

•	General and administrative expenses of $14,692 for the six months ended April 30, 2026, compared to $8,343 during the prior-year period, reflecting higher operational and administrative costs.
•	Advertising and marketing expenses of $1,090 during the current period, compared to $7,500 during the prior-year period.
•	Professional services expenses of $2,813 during the current period, primarily related to legal, accounting, compliance, and consulting services.
•	Other operating expenses were $5,250 for the six months ended April 30, 2026, compared to $2,625 for the comparable prior-year period. The increase was primarily attributable to costs associated with the Company’s financing and operating activities during the current period.

Net Income (Loss)

The Company reported a net loss of $12,194 for the six months ended April 30, 2026, compared to net income of $36,032 during the comparable prior-year period.

The decrease in results of operations was primarily attributable to lower revenue levels, increased operating expenses, and higher financing-related costs during the current period.

Liquidity and Capital Resources

As of April 30, 2026, the Company had cash and cash equivalents of $63, compared to $8,856 as of October 31, 2025.

Net cash provided by operating activities for the six months ended April 30, 2026 was $11,207, compared to net cash used in operating activities of $18,895 during the comparable prior-year period.

The improvement in operating cash flow was primarily attributable to related-party advances and working capital adjustments during the current period.

During the six months ended April 30, 2026, the Company received $16,927 in additional advances from related parties, a portion of which was used to support operating activities, public company compliance costs, and deferred offering-related expenses associated with DTC eligibility and market preparation activities.

As of April 30, 2026, the Company had total liabilities of $144,930, including $70,000 related to a long-term business loan and $39,086 related to long-term related-party advances.

The Company continues to operate with limited working capital and relies on a combination of operating revenues, related-party advances, and external financing to support ongoing operations.

Plan of Operations and Funding

Over the next twelve months, the Company intends to continue developing immersive virtual reality experiences and expand its audiovisual production, creative media, promotional, and consulting activities.

The Company plans to continue focusing on the development of proprietary immersive media projects, virtual reality content, and related digital media assets, while also pursuing revenue-generating opportunities through audiovisual production services, promotional services, and creative consulting engagements.

The Company also maintains strategic investments related to immersive media development projects, which management believes may support future business opportunities.

The Company expects that working capital requirements will continue to increase as it develops operations, supports public company compliance obligations, and expands business activities.

Management expects that working capital requirements will continue to be funded through a combination of operating revenues, related-party advances, equity financings, and debt financing arrangements, if available.

There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate financing is not available, the Company may be required to reduce operational activities, delay development projects, or limit expansion initiatives.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Going Concern

The independent auditor’s report accompanying the Company’s financial statements for the fiscal year ended October 31, 2025 included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to rely on financing from related parties and third-party lenders to support operations and working capital requirements.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Management intends to address liquidity needs through a combination of operating revenues, related-party advances, and potential equity or debt financing arrangements. However, there can be no assurance that additional financing will be available on acceptable terms, or at all.

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

The Company’s Chief Executive Officer and Chief Financial Officer, who is the same individual, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2026 due to the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SUN

Dated: June 3, 2026	By: /s/ Michael Ssebugwawo Muyingo
Michael Ssebugwawo Muyingo
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Michael Ssebugwawo Muyingo
Michael Ssebugwawo Muyingo
Chief Financial Officer
(Principal Financial and Accounting Officer)

