Form 10-Q
period 2026-07-31
SUN
filed 2026-09-10
CIK 2070845

Table of Contents UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of July 31, 2026, the registrant had 8,545,000 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of July 31, 2026 (Unaudited) and October 31, 2025 (Audited)

Condensed Statements of Operations for the Three Months Ended July 31, 2026 and 2025 (Unaudited) And For the Nine Months Ended July 31, 2026 and 2025 (Unaudited)

Condensed Statements of Stockholders’ Equity (Deficit) for the Nine Months Ended July 31, 2026 and 2025 (Unaudited)

Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2026 and 2025 (Unaudited)

Notes to the Condensed Financial Statements

SUN

CONDENSED BALANCE SHEETS

	July 31, 2026	October 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash & cash equivalents	$63	$8,856
Accounts receivable	50,000	–
Prepaid expenses	500	500
Total current assets	50,563	9,356

Non-Current assets
Intangibles	499	499
Equipment (net)	3,745	10,551
Long-term	87,500	87,500
Note receivable - Related Party	50,000	50,000
Total Non-Current assets	141,744	148,550
TOTAL ASSETS	$192,307	$157,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,420	$5,500
Accrued Interest Payable	15,750	7,875
Accrued Payroll and Compensation	12,500	–
Short-term loans from shareholder (Related Party)	–	2,050
Unearned revenue	13,333	16,667
Total Current Liabilities	50,003	32,092

Non-Current Liabilities
Long-term loans from shareholder (Related Party)	38,886	22,159
Long-term business loans	70,000	70,000
Total non-current liabilities	108,886	92,159
Total Liabilities	158,889	124,251

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized; 8,545,000 shares issued and outstanding	854	847
Additional Paid-In-Capital	13,123	32,430
Retained Earnings	19,441	378
Total Stockholders’ equity	33,418	33,655
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,307	$157,906

The accompanying notes are an integral part of these financial statements

SUN

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended July 31, 2026	Three months ended July 31, 2025	Nine months ended July 31, 2026	Nine months ended July 31, 2025

Revenue	$53,386	$3,333	$69,537	$57,833
Cost of revenue	–	–	(4,500)	–
Gross Profit	53,386	3,333	65,037	57,833

Operating expenses
General and administrative expenses	16,583	4,861	31,276	13,203
Advertising and marketing	–	–	1,090	7,500
Professional services	2,920	–	5,733	–
Other operating expenses	2,625	2,625	7,875	5,250
Total operating expenses	22,128	7,486	45,974	25,953

Income (Loss) before provision for income taxes	31,258	(4,153)	19,063	31,880
Provision for income taxes	–	–	–	–
Net income (loss)	$31,258	$(4,153)	$19,063	$31,880

Income (loss) per common share: Basic and diluted	$0.0037	$(0.0008)	$0.0022	$0.0061

Weighted Average Number of Common Shares Outstanding: Basic and diluted	8,545,000	5,200,000	8,540,897	5,200,000

The accompanying notes are an integral part of these financial statements

SUN

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED JULY 31, 2026 & 2025

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Retained Earnings (Accumulated Deficit)	Total

Balance at October 31, 2024	5,200,000	$520	$–	$(3,510)	$(2,990)
Net Income for the period	–	–	–	31,880	31,880
Balance as of July 31, 2025	5,200,000	$520	$–	$28,370	$28,890

Balance at October 31, 2025	8,475,000	$847	$32,430	$378	$33,655
Issuance of 70,000 shares for cash proceeds of $700	70,000	7	693	–	700
Offering costs charged against additional paid-in capital	–	–	(20,000)	–	(20,000)
Net Income for the period	–	–	–	19,063	19,063
Balance as of July 31, 2026	8,545,000	$854	$13,123	$19,441	$33,418

The accompanying notes are an integral part of these financial statements

SUN

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended July 31, 2026	Nine months ended July 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$19,063	$31,880
Adjustments for non-cash items:
Depreciation	6,805	4,083
Accounts receivable	(50,000)	14,975
Short-term loans from shareholders (Related Party (see Note 7)	(2,050)	2,922
Accounts payable	2,920	(14,500)
Accrued Payroll and Compensation	12,500	–
Prepaid expenses	–	(2,000)
Long-term loans from shareholders (Related Party (see Note 7)	16,727	(31,672)
Unearned Revenue	(3,333)	(33,333)
Accrued Interest Payable	7,875	5,250
Net cash provided by (used in) Operating activities	10,507	(22,395)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	–	–
Long-term investments	–	–
Note receivable	–	(50,000)
Net cash provided by (used in) Investing activities	–	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	(20,000)	–
Proceeds from sale of common stock	700	–
Proceeds of long-term business loans	–	70,000
Net cash provided by Financing activities	(19,300)	70,000

Increase (decrease) in cash and equivalents	(8,793)	(2,395)
Cash and equivalents at beginning of the period	8,856	2,500
Cash and equivalents at end of the period	$63	$105

The accompanying notes are an integral part of these financial statements.

SUN

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2026

NOTE 1 – ORGANIZATION AND BUSINESS

SUN (the “Company”) is a corporation organized under the laws of the State of Wyoming on September 5, 2024.

The Company is an early-stage entertainment and technology-focused company engaged in the development of proprietary immersive virtual reality (“VR”) content and related technology solutions, and in providing advertising, brand promotion, consulting, audiovisual production and related services.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented have been included.

Operating results for the nine months ended July 31, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year.

These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

For the nine months ended July 31, 2026, the Company generated revenue of $69,537 and reported net income of $19,063. As of July 31, 2026, the Company had cash and cash equivalents of approximately $63.

The Company continues to have limited cash resources and relies on revenues from operations and financing from related parties and third-party lenders to support its operations and working capital requirements.

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

Revenue during the current interim period was derived from initial platform implementation and configuration services, audiovisual production, advertising, promotional, consulting, and other related services.

Revenue is recognized when the Company satisfies the applicable performance obligations under its service agreements.

Amounts received or contractually due in advance of the satisfaction of the applicable performance obligations are recorded as unearned revenue and recognized as revenue as the related performance obligations are satisfied.

Segment Reporting

The Company operates as a single operating segment. Management reviews financial information on a consolidated basis and therefore the Company has one reportable segment.

NOTE 5 – REVENUE AND COST OF REVENUE

During the nine months ended July 31, 2026, the Company recognized $69,537 in revenue from initial platform implementation and configuration services, audiovisual production services, advertising and promotional services, and other consulting services.

During the three months ended July 31, 2026, the Company recognized $53,386 in revenue, including $50,000 related to the initial implementation and configuration of a technology platform. The $50,000 was recognized upon satisfaction of the applicable performance obligation and remained outstanding as of July 31, 2026, and was included in accounts receivable in the accompanying condensed balance sheet.

Direct costs associated with the Company’s revenue-generating activities totaled $4,500 for the nine months ended July 31, 2026 and consisted primarily of editing, post-production, and production services provided by third-party contractors.

These direct production costs are recorded as cost of revenue in the accompanying condensed statements of operations.

NOTE 6 – EQUIPMENT (NET)

Equipment is recorded at cost less accumulated depreciation.

Depreciation is calculated using the straight-line method over an estimated useful life of three years.

As of July 31, 2026, equipment (net) totaled $3,745.

Depreciation expense for the nine months ended July 31, 2026 totaled $6,805.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2026, the Company received additional advances from related parties to support its operations and working capital requirements, including funding used in connection with the Company’s regulatory, market eligibility, and public market activities.

During the nine months ended July 31, 2026, the Company received $19,527 in cash advances from related parties and made $4,850 in repayments.

As of July 31, 2026, amounts due to related parties consisted of no short-term advances and $38,886 in long-term advances, for a total related-party obligation of $38,886. The advances are unsecured, non-interest-bearing, and have no fixed repayment terms unless otherwise specified.

The Company also had a $50,000 note receivable from a related party, MUY HOUSE, as of July 31, 2026. The note is associated with the Company’s previously disclosed partnership and advertising arrangement and is due on October 30, 2026.

NOTE 8 – NOTE RECEIVABLE – RELATED PARTY

The Company holds a $50,000 note receivable from MUY HOUSE, a related party, arising from a partnership and advertising agreement.

The note is non-interest-bearing and payable in full on October 30, 2026.

No payments had been received as of July 31, 2026.

NOTE 9 – UNEARNED REVENUE

Unearned revenue represents amounts received or contractually owed for services for which the applicable performance obligations have not yet been satisfied.

As of April 30, 2026, the Company had approximately $16,667 of unearned revenue. During the three months ended July 31, 2026, the Company recognized approximately $3,333 of previously deferred amounts as revenue as the related performance obligations were satisfied.

As of July 31, 2026, the remaining balance of unearned revenue was approximately $13,333. The remaining balance will be recognized as revenue as the applicable performance obligations are satisfied.

NOTE 10 – OFFERING COSTS

During the nine months ended July 31, 2026, the Company incurred $20,000 of costs in connection with its registered securities offering and related DTC eligibility activities. Such costs had previously been recorded as deferred offering costs.

During the three months ended July 31, 2026, the offering period concluded and the Company charged the $20,000 of qualifying offering costs against additional paid-in capital. Accordingly, no deferred offering costs remained as of July 31, 2026.

NOTE 11 – STOCKHOLDERS’ EQUITY

On November 17, 2025, the Company issued 70,000 shares of common stock pursuant to its registered offering at a price of $0.01 per share for aggregate cash proceeds of $700.

During the three months ended July 31, 2026, the Company’s registered offering period concluded. Upon conclusion of the offering, $20,000 of qualifying offering costs previously deferred were charged against additional paid-in capital.

As of July 31, 2026, the Company had 8,545,000 shares of common stock issued and outstanding and additional paid-in capital of $13,123.

NOTE 12 – LONG-TERM INVESTMENTS

The Company continues to hold long-term investments totaling $87,500 related to immersive media development projects and strategic investments.

Management evaluates these investments for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

No impairment was recorded during the current period.

NOTE 13 – LONG-TERM BUSINESS LOAN

The Company has a $70,000 long-term business loan bearing interest at a rate of 15% per annum following an initial three-month interest-free period.

In November 2025, the loan agreement was amended to defer the first annual interest payment until November 13, 2026, with interest continuing to accrue during the deferral period.

As of July 31, 2026, the outstanding principal balance was $70,000, and accrued interest payable was $15,750.

NOTE 14 – ACCRUED COMPENSATION

Effective June 1, 2026, the Company appointed Andrew MacLeod to serve as Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Treasurer, and appointed Robert Givens to serve as Secretary.

In connection with their appointments, the Company entered into employment agreements providing for annual base compensation of $50,000 for Mr. MacLeod and $25,000 for Mr. Givens.

For the period from June 1, 2026 through July 31, 2026, the Company recorded aggregate compensation expense of $12,500.

As of July 31, 2026, the related compensation remained unpaid and was included in Accrued Payroll and Compensation in the accompanying condensed balance sheet.

NOTE 15 – MATERIAL SERVICE AGREEMENT

In July 2026, the Company entered into a service agreement with Phoenix Theatre Company for the implementation, configuration, integration, and ongoing support of a technology platform. The agreement provides for aggregate consideration of up to $350,000, consisting of an initial implementation fee of $50,000, milestone-based fees totaling $75,000, and ongoing service fees totaling $225,000 over the term of the agreement.

During the three months ended July 31, 2026, the Company completed the initial implementation and configuration services and recognized $50,000 of revenue upon satisfaction of the applicable performance obligation. As of July 31, 2026, the related $50,000 remained outstanding and was included in accounts receivable.

As of July 31, 2026, the remaining milestone and ongoing service fees had not been recognized as revenue and will be recognized in future periods as the applicable performance obligations are satisfied in accordance with the terms of the agreement.

NOTE 16 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.

The Company has generated net operating losses in prior periods and maintains a full valuation allowance against its net deferred tax assets. The Company recorded no provision for income taxes for the three and nine months ended July 31, 2026.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued and determined that there were no subsequent events requiring adjustment to or disclosure in the accompanying financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SUN (the “Company”) was incorporated in the State of Wyoming on September 5, 2024. The Company is focused on the development and production of immersive virtual reality experiences and related digital media content. In addition, the Company provides platform implementation and configuration, audiovisual production, advertising, promotional, and consulting services.

The Company is currently in the early stage of development and continues to build its operational infrastructure, develop intellectual property, and expand revenue-generating activities.

Results of Operations

Nine Months Ended July 31, 2026 Compared to Nine Months Ended July 31, 2025

Revenue

Revenue for the nine months ended July 31, 2026 was $69,537, compared to $57,833 for the nine months ended July 31, 2025.

Revenue during the current period was derived primarily from platform implementation and configuration services, audiovisual production services, advertising and promotional services, and other consulting activities.

The increase in revenue compared with the prior-year period was primarily attributable to the timing and composition of services performed during the current period.

Cost of Revenue

Cost of revenue for the nine months ended July 31, 2026 was $4,500, compared to $0 during the comparable prior-year period.

Cost of revenue during the current period consisted primarily of editing, post-production, and other direct production costs associated with audiovisual production services.

Gross Profit

Gross profit for the nine months ended July 31, 2026 was $65,037, compared to $57,833 during the comparable prior-year period.

The increase in gross profit was primarily attributable to higher revenue during the current period, partially offset by direct production costs.

Operating Expenses

Operating expenses for the nine months ended July 31, 2026 were $45,974, compared to $25,953 for the nine months ended July 31, 2025.

The increase in operating expenses was primarily attributable to higher general and administrative expenses, professional service expenses, and interest expense during the current period.

Operating expenses consisted primarily of:

General and administrative expenses of $31,276, compared to $13,203 during the prior-year period, reflecting higher operational, administrative, and compensation-related costs.

Advertising and marketing expenses of $1,090, compared to $7,500 during the prior-year period.

Professional services expenses of $5,733, compared to $0 during the prior-year period, primarily related to legal, accounting, compliance, and consulting services.

Other operating expenses were $7,875, compared to $5,250 during the prior-year period, and primarily reflected interest associated with the Company’s long-term business loan.

Net Income (Loss)

The Company reported net income of $19,063 for the nine months ended July 31, 2026, compared to net income of $31,880 during the comparable prior-year period.

Although revenue and gross profit increased during the current period, net income decreased primarily as a result of higher general and administrative expenses, professional service expenses, and interest expense.

Three Months Ended July 31, 2026 Compared to Three Months Ended July 31, 2025

Revenue

Revenue for the three months ended July 31, 2026 was $53,386, compared to $3,333 for the three months ended July 31, 2025.

The increase was primarily attributable to $50,000 of revenue recognized from initial implementation and configuration services performed under a technology platform service agreement entered into during the current quarter. The agreement provides for additional milestone-based and ongoing service fees as the applicable performance obligations are satisfied.

Cost of Revenue and Gross Profit

There was no cost of revenue during either three-month period. Accordingly, gross profit was $53,386 for the three months ended July 31, 2026, compared to $3,333 during the comparable prior-year period.

Operating Expenses

Operating expenses for the three months ended July 31, 2026 were $22,128, compared to $7,486 for the three months ended July 31, 2025.

Operating expenses consisted primarily of:

General and administrative expenses of $16,583, compared to $4,861 during the prior-year quarter;

Professional services expenses of $2,920, compared to $0 during the prior-year quarter; and

Other operating expenses of $2,625 during both periods, consisting of interest expense associated with the Company’s long-term business loan.

The increase in operating expenses was primarily attributable to higher general and administrative expenses and professional service expenses during the current quarter.

Net Income (Loss)

The Company reported net income of $31,258 for the three months ended July 31, 2026, compared to a net loss of $4,153 during the comparable prior-year quarter.

The improvement in results of operations was primarily attributable to higher revenue during the current quarter, partially offset by higher operating expenses.

Liquidity and Capital Resources

As of July 31, 2026, the Company had cash and cash equivalents of $63, compared to $8,856 as of October 31, 2025.

Net cash provided by operating activities for the nine months ended July 31, 2026 was $10,507. The Company’s operating cash flows during the period reflected its results of operations, changes in working capital, and related-party advances.

During the nine months ended July 31, 2026, the Company received additional cash advances from related parties to support its operations and working capital requirements. As of July 31, 2026, no short-term related-party advances were outstanding, and long-term related-party advances totaled $38,886.

As of July 31, 2026, the Company had a $70,000 long-term business loan and $15,750 in accrued interest payable.

The Company also had $50,000 in accounts receivable as of July 31, 2026. The Company continues to operate with limited cash resources and relies on a combination of operating revenues, collection of outstanding receivables, related-party advances, and external financing to support ongoing operations.

During the nine months ended July 31, 2026, the Company received $700 in proceeds from the issuance of 70,000 shares of common stock pursuant to its registered offering and paid $20,000 in offering-related costs, which were reflected in financing activities. Following the conclusion of the applicable offering period, qualifying offering costs previously deferred were charged against additional paid-in capital.

Plan of Operations and Funding

Over the next twelve months, the Company intends to continue developing immersive virtual reality experiences and related digital media projects while expanding its revenue-generating activities, including platform implementation and configuration, audiovisual production, promotional, advertising, and consulting services.

In July 2026, the Company entered into a service agreement with Phoenix Theatre Company for the implementation, configuration, integration, and ongoing support of a technology platform. The agreement provides for aggregate consideration of up to $350,000, consisting of a $50,000 initial implementation fee, milestone-based fees totaling $75,000, and ongoing service fees totaling $225,000 over the term of the agreement. The Company recognized the $50,000 initial implementation fee as revenue during the current quarter. The remaining consideration is expected to be recognized in future periods as the applicable performance obligations are satisfied.

The Company plans to continue focusing on the development of proprietary immersive media projects, virtual reality content, and related digital media assets, while pursuing additional revenue-generating service engagements.

The Company also maintains strategic investments related to immersive media development projects, which management believes may support future business opportunities.

The Company expects that working capital requirements will continue as it develops operations, supports public company compliance obligations, and expands business activities.

Management expects that working capital requirements will be funded through a combination of operating revenues, collection of outstanding receivables, related-party advances, equity financings, and debt financing arrangements, if available.

There can be no assurance that outstanding receivables will be collected when expected or that additional financing will be available on acceptable terms, or at all. If adequate liquidity is not available, the Company may be required to reduce operational activities, delay development projects, or limit expansion initiatives.

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

Although the Company reported net income for the nine months ended July 31, 2026, the Company continues to have limited cash resources and relies on operating revenues, collection of outstanding receivables, related-party financing, and third-party financing to meet its working capital requirements.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Management intends to address liquidity needs through a combination of operating revenues, collection of outstanding receivables, related-party advances, and potential equity or debt financing arrangements. However, there can be no assurance that sufficient liquidity or additional financing will be available when required.

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

The Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2026 due to the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

The Company’s registration statement on Form S-1 relating to the offer and sale of up to 12,000,000 shares of common stock at a price of $0.01 per share was declared effective by the Securities and Exchange Commission on August 27, 2025.

The registered offering has been completed. The Company sold an aggregate of 3,345,000 shares of common stock at $0.01 per share for aggregate gross proceeds of $33,450. The Company incurred approximately $20,000 of expenses in connection with the offering, consisting primarily of professional and broker-related fees. No underwriting discounts or selling commissions were paid. Net proceeds from the offering were approximately $13,450.

As of July 31, 2026, the Company had used all of the net proceeds from the offering. Approximately $11,260 was used for working capital and general operating purposes, $1,100 for research and development activities, and $1,090 for sales and advertising activities. No proceeds were used for capital expenditures.

The actual allocation of the net proceeds differed from the allocation contemplated in the prospectus due to the Company’s operating requirements and management’s exercise of its discretion in allocating proceeds among non-fixed costs. None of the net proceeds were used for payments to directors or officers of the Company or their associates, persons owning ten percent or more of any class of the Company’s equity securities, or affiliates of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits:

10.1	Employment Agreement with Andrew MacLeod

10.2	Master Services and Digital Platform Agreement

10.3	Employment Agreement with Robert Givens

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN

Dated: September 10, 2026	By: /s/ Michael Ssebugwawo
Michael Ssebugwawo
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Andrew MacLeod
Andrew MacLeod
Chief Financial Officer
(Principal Financial and Accounting Officer)

